Form 10-Q
GEMINI EQUIPMENT PARTNERS INCOME FUND VIII L P
filed 1995-05-24
CIK 761280

[PERIOD-TYPE]                   3-MOS                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               MAR-31-1995
[CASH]                                         129,347
[SECURITIES]                                         0
[RECEIVABLES]                                   50,875
[ALLOWANCES]                                  (50,875)
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       1,279,546
[DEPRECIATION]                             (1,279,546)
[TOTAL-ASSETS]                                 139,459
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[COMMON]                                             0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     138,851
[TOTAL-LIABILITY-AND-EQUITY]                   139,459
[SALES]                                              0
[TOTAL-REVENUES]                                57,040
[CGS]                                                0
[TOTAL-COSTS]                                    8,129
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    48,911
[EPS-PRIMARY]                                     1.84
[EPS-DILUTED]                                        0