Form 10-Q/A
period 1995-03-31
GEMINI EQUIPMENT PARTNERS INCOME FUND VIII L P
filed 1995-07-17
CIK 761280

[ARTICLE] 5
[TEXT]

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C. 20549
                                 FORM 10-Q/A

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995
Commission file number 2-95458


                  GEMINI EQUIPMENT PARTNERS INCOME FUND VIII

                       1301 West Newport Center Drive

                       Deerfield Beach, Florida 33442

                               (305) 570-7676


               Virginia                         54-1385488
 (State of organization)    (I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X   No

Number of shares outstanding of each of registrant's classes of securities:
                                                  Number of Units
         Title of Each Class                    at March 31, 1995

Units of Limited Partnership Interest:
$500 per unit                                          26,374




                PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits - #27
 (b) Reports on Form 8-K
     The registrant was not required to file a report on Form 8-K during the three months ended March 31, 1995


                GEMINI EQUIPMENT PARTNERS INCOME FUND VIII
                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GEMINI EQUIPMENT PARTNERS INCOME FUND VIII

By: FINALCO GROUP, INC.,
    sole General Partner of the registrant


By:/S/ Julia M. Decker            Vice President of Accounting,
   Julia M. Decker                Controller and Assistant
                                  Treasurer

Date:  July 10, 1995