Form 10-Q
period 1995-06-30
GEMINI EQUIPMENT PARTNERS INCOME FUND VIII L P
filed 1995-08-22
CIK 761280

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C. 20549
                                 FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1995
Commission file number 2-95458


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
                                                  Number of Units
         Title of Each Class                    at June 30, 1995

Units of Limited Partnership Interest:
$500 per unit                                          26,374

                GEMINI EQUIPMENT PARTNERS INCOME FUND VIII


                                     Index




                                                       Page

                                                       Number
Part I. Financial Information

     Item 1. Financial Statements and Notes to Financial
             Statements.                                      3-7

          Balance Sheets as of June 30, 1995 and
          December 31, 1994.                                    3

          Statements of Operations, for the six months ended
          June 30, 1995 and June 30, 1994.                      4

          Statements of Operations, for the three months ended
          June 30, 1995 and June 30, 1994.                      5

          Statement of Partners' Equity (Deficit), for the
          Quarter ended June 30, 1995.                          6

          Statements of Cash Flows for the six months ended
          June 30, 1995 and June 30, 1994.                      7

          Notes to Financial Statements.                        8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Result of Operations.                9

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                   9

         Signatures.                                           10





                GEMINI EQUIPMENT PARTNERS INCOME FUND VIII
                              BALANCE SHEETS

                                    June 30,        December 31,
                                    1995             1994
                                    (Unaudited)

Assets

Cash & Cash Equivalents                 $        0     $   76,180

  Rent Receivable              [RECEIVABLES]     0         53,824
  Less:  Allowance for Doubtful
    Accounts                   [ALLOWANCES]      0       (50,875)

Net Rent Receivable                              0          2,949

  Rental Equipment, at Cost         [PP&E]       0      2,202,666
  Less:  Accumulated
    Depreciation           [DEPRECIATION]        0    (2,202,666)

Net Rental Equipment                             0              0

Due from General Partner                         0         28,745

Other Accounts Receivable                        0            516

          Total Assets    <TOTAL ASSETS>$        0     $  108,390


Liabilities and Partners' Equity

Accounts Payable                        $        0     $    7,500

Deferred Revenue                                 0         10,950

          Total Liabilities                      0         18,450

General Partner                                  0         16,517
Limited Partners                                 0         73,423

          Total Partners' Equity [OTHER-SE]      0         89,940

          Total Liabilities and Partners' Equity
            [TOTAL-LIABILITY-AND-EQUITY]$        0     $  108,390


                     See Notes to Financial Statements

                GEMINI EQUIPMENT PARTNERS INCOME FUND VIII
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                       Six Months Ending June 30,
                                             1995           1994

Revenues

  Rental income                         $    76,883    $  155,426
  Other income                                4,836     1,336,137
  Net Gain on sale of equipment              58,146        24,327

          Total Revenues    [TOTAL-REVENUES]139,865     1,515,890

Expenses

  Direct costs                               20,296        44,876
  Management fees                             4,455       123,997
  General and administrative                  2,040         3,108
  Provision for Bad Debts                     2,048         1,100
  Depreciation                                    0        29,907

          Total Operating
          Expenses               [TOTAL-COSTS]28,839      202,988

          Net Income         [NET-INCOME]$   111,026   $1,312,902

Net Income Allocation

  General Partner                       $     1,110    $   13,129
  Limited Partners                          109,916     1,299,773

                                        $   111,026    $1,312,902

Net Income per Limited
Partnership Unit           [EPS-PRIMARY]$      4.17    $    49.28

Weighted Average Number of
Limited Partnership Units
Outstanding                                  26,374        26,374

                     See Notes to Financial Statements

                GEMINI EQUIPMENT PARTNERS INCOME FUND VIII
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                     Three Months Ended June 30,
                                              1995           1994

Revenues

  Rental income                         $    36,753    $   75,801
  Other income                                2,426        10,101
  Net Gain on sale of equipment              43,646         3,320

          Total Revenues                     82,825        89,222

Expenses

  Direct costs                               15,878         7,387
  Management fees                             2,047         4,548
  General and administrative                    737         1,516
  Provision for Bad Debts                     2,048         1,100
  Depreciation                                    0        14,953

          Total Operating
          Expenses                            20,710       29,504

          Net Income                     $    62,115   $   59,718

Net Income Allocation

  General Partner                       $       621     $     597
  Limited Partners                           61,494        59,121

                                        $    62,115    $   59,718

Net Income per Limited
Partnership Unit                        $      2.33    $     2.24

Weighted Average Number of
Limited Partnership Units
Outstanding                                  26,374        26,374


                     See Notes to Financial Statements

                GEMINI EQUIPMENT PARTNERS INCOME FUND VIII
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                (Unaudited)



                             Limited        General
                             Partners       Partner         Total




Partners' Equity (Deficit),
  December 31, 1994          $   73,423     $  16,517   $ 89,940

Distributions                  (183,626)      (17,342)  (200,968)

Other                               287          (285)         2

Net Income                      109,916         1,110    111,026

Partners' Equity,
 June 30, 1995               $       (0)    $       0   $      0



                     See Notes to Financial Statements

                GEMINI EQUIPMENT PARTNERS INCOME FUND VIII
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                For the Six Months Ended June 30,
                                             1995           1994
Cash flows from operating activities:
Net income                              $  111,026    $1,312,902
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation                                     0        29,907
Loss (gain) on sale of rental equipment    (58,146)      (24,327)
Provision for Bad Debts, net
  of writeoffs                                   0         1,100
Change in assets and liabilities:
  (Increase) decrease in rents
  receivable                                 2,949        (1,794)
  (Increase) decrease in other accounts
  receivable                                   516       (33,360)
  (Increase) decrease in due from
  General Partner                                0           570
  Increase (decrease) in accounts
  payable                                   (7,500)       (9,836)
  Increase (decrease) in accounts
  payable- affiliate                             0         3,031
  Increase (decrease) in due to
  General Partner                           28,745             0
  Increase (decrease) in deferred
  revenue                                  (10,950)        3,410

Net cash provided by operating
activities                                  66,640     1,281,603

Cash flows from financing activities:
 Additional paid in capital                      0       114,671
 Distribution to partners                 (200,966)   (1,319,150)
Net cash provided from
 financing activities                     (200,966)   (1,204,479)
Cash flows from investing activities:
  Proceeds from sale of equipment           58,146        24,327
Net cash provided from
  investing activities                      58,146        24,327

Increase (decrease) in cash &
  cash equivalents                          (76,180)      101,451
Cash & cash equivalents at
  beginning of year                          76,180        95,166
Cash & cash equivalents at end
  of quarter                             $        0     $ 196,617

                     See Notes to Financial Statements

                GEMINI EQUIPMENT PARTNERS INCOME FUND VIII
                       Notes to Financial Statements
                                (Unaudited)


Note 1 - Financial Statements

In the opinion of the Company, the accompanying unaudited financial statements contain only normal recurring accruals necessary to present fairly the financial position as of June 30, 1995, and the results of operations and the cash flows for the six month periods ended June 30, 1995 and June 30, 1994.


Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report to shareholders for the fiscal year ended December 31, 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of operating results to be expected for the full fiscal year.


                GEMINI EQUIPMENT PARTNERS INCOME FUND VIII

                     PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Partnership was closed and final distributions made at June 30, 1995. Net Income for the three months ended June 30, 1995 was $62,115 or $2.33 per limited partnership unit, compared to net income for the three months ended June 30, 1994 of $59,718 or $2.24 per limited partnership unit. Net Income for the six months ended June 30, 1995 was $111,026 or $4.17 per limited partnership unit, compared to net income for the six months ended June 30, 1994 of $1,312,902 or $49.28 per limited partnership unit. The Xerox settlement proceeds in 1994 accounted for the substantial decline in net income. The decrease in net income is attributed to the termination of the lease portfolio. Declines in rental income were because of no new lease originations during 1995 and 1994. In addition, all leases were sold, expired or equipment was scrapped in 1995. Depreciation declined because equipment reached the end of its depreciable lives and was sold or scrapped. Rental equipment declined to zero relating to the final sale and scrapping of equipment. Direct costs increased from $15,878 in 1994 to $20,296 in 1995 to the recording of costs related to preparation of final audited financial statements and the partnership tax returns with the six month period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds for the period was the rental income. As of June 30, 1995, the Partnership had sold or scrapped all equipment and was closed. Final distributions were made as of June 30, 1995; the Partnership returned approximately 86.5% of the limited partners'original investment through distributions.


                PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits - None
 (b) Reports on Form 8-K
     The registrant was not required to file a report on Form 8-K during the six months ended June 30, 1995


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

Date:  August 16, 1995